Form 10QSB
period 2000-06-30
MELAQ ACQUISITION CORP
filed 2000-08-10
CIK 1103375

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

      [  X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2000

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

State  the number of shares outstanding of each of the  issuer's
classes of common equity, as of June 30, 2000:  500,000   shares
of common stock.

Transitional Small Business Format:  Yes [   ]  No [ X ]

                           FORM 10-QSB
                  MELAQ ACQUISITION CORPORATION

                              INDEX
                                                       Page
PART I.   Financial Information                           3

          Review  Report  of Independent  Certified
          Public Accountants                              4

          Unaudited Condensed Balance Sheets - June
          30, 2000 and December 31, 1999                  5

          Unaudited    Condensed   Statements    of
          Operations  for the Three and Six  Months
          Ended  June  30, 2000 and for the  period
          from   inception  on  December  23,  1999
          through June 30, 2000                           6

          Unaudited  Condensed Statements  of  Cash
          Flows  for the Three and Six Months Ended
          June  30,  2000 and for the  period  from
          inception  on  December 23, 1999  through
          June 30, 2000                                   7

          Notes     to    Consolidated    Financial
          Statements                                      8

          Management's Discussion and  Analysis  of
          Financial Condition or Plan of Operation       11

PART II.  Other Information                              13

          Signatures                                     14

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

                   ACCOUNTANTS' REVIEW REPORT



Board of Directors
MELAQ ACQUISITION CORPORATION
Salt Lake City, Utah

We have reviewed the accompanying condensed balance sheet of Melaq Acquisition Corporation [a development stage company] as of June 30, 2000 and the related condensed statements of operations and cash flows for the six months ended June 30, 2000 and for the period from inception on December 23, 1999 through June 30, 2000. These financial statements are the responsibility of the Company's management. All information included in these financial statements is the representation of management of Melaq Acquisition Corporation.

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




PRITCHETT, SILER & HARDY, P.C.

July 25, 2000
Salt Lake City, Utah

                  MELAQ ACQUISITION CORPORATION
                  [A Development Stage Company]

                    CONDENSED BALANCE SHEETS

          [Unaudited - See Accountants' Review Report]


                             ASSETS

                                           June 30,   December 31,
                                             2000         1999
                                         ___________  ___________
CURRENT ASSETS:
  Cash in bank                             $    399    $    2,000
                                         ___________  ___________
        Total Current Assets                    399         2,000
                                         ___________  ___________
                                           $    399    $    2,000
                                        ____________ ____________


              LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
  Accounts payable - related party         $      -    $      566
                                         ___________  ___________
        Total Current Liabilities                 -           566
                                         ___________  ___________

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value,
   10,000,000 shares authorized,
   no shares issued and outstanding               -             -
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   500,000 shares issued and
   outstanding                                  500           500
  Capital in excess of par value              1,500         1,500
  Deficit accumulated during the
    development stage                       (1,601)         (566)
                                         ___________  ___________
        Total Stockholders' Equity              399         1,434
                                         ___________  ___________
                                           $    399    $    2,000
                                        ____________ ____________


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

                  MELAQ ACQUISITION CORPORATION
                  [A Development Stage Company]


               CONDENSED STATEMENTS OF OPERATIONS

          [Unaudited - See Accountants' Review Report]


                                                          From Inception
                             For the Three  For the Six   on December 23,
                              Months Ended  Months Ended   1999 Through
                               June 30,       June 30,       June 30,
                                 2000           2000          2000
                              _________________________________________
REVENUE                        $        -   $        -  $          -

EXPENSES:
  General and Administrative          150        1,035         1,601
                              _________________________________________
LOSS BEFORE INCOME TAXES             (150)      (1,035)       (1,601)

CURRENT TAX EXPENSE                     -            -             -

DEFERRED TAX EXPENSE                    -            -             -
                              _________________________________________

NET LOSS                        $    (150)   $  (1,035)  $    (1,601)
                             ___________ __________________________

LOSS PER COMMON SHARE          $     (.00)  $     (.00) $        (.00)
                             ______________________________________


 The accompanying notes are an integral part of these unaudited condensed financial statements.

                  MELAQ ACQUISITION CORPORATION
                  [A Development Stage Company]

               CONDENSED STATEMENTS OF CASH FLOWS

          [Unaudited - See Accountants' Review Report]

                                                            From Inception
                                 For the Three  For the Six  on December 23,
                                  Months Ended Months Ended  1999 Through
                                    June 30,     June 30,      June 30,
                                      2000        2000          2000
                                 _____________________________________
Cash Flows From Operating Activities:
 Net loss                          $  (150)     $ (1,035)    $  (1,601)
 Adjustments to reconcile net loss to
   net cash used by operating activities:
  Changes is assets and liabilities:
    (Decrease) in accounts payable
      - related party                    -          (566)            -
                                ______________________________________
     Net Cash (Used) by Operating
       Activities                     (150)       (1,601)       (1,601)
                                ______________________________________
Cash Flows From Investing Activities     -             -             -
                                ______________________________________
     Net Cash Provided by Investing
       Activities                        -             -             -
                                ______________________________________
Cash Flows From Financing Activities:

Proceeds from issuance of common stock   -             -         2,000
                                ______________________________________
     Net Cash Provided by Financing
       Activities                        -             -         2,000
                                ______________________________________
Net Increase (Decrease) in Cash       (150)       (1,601)          399

Cash at Beginning of Period            549         2,000             -
                                ______________________________________
Cash at End of Period            $     399     $     399  $        399
                               _________________________________________

Supplemental Disclosures of Cash Flow Information:

 Cash paid during the period for:
   Interest                        $       -  $       - $          -
   Income taxes                    $       -  $       - $          -

Supplemental Schedule of Noncash Investing and Financing
Activities:

  For the period ended June 30, 2000:
     None



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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2000 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the company's December 31, 1999 audited financial statements. The results of operations for the periods ended June 30, 2000 are not necessarily indicative of the operating results for the full year.

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


NOTE 2 - CAPITAL STOCK

  Preferred Stock - The Company has authorized 10,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at June 30, 2000.

  Common Stock - During December 1999, in connection with its organization, the Company issued 500,000 shares of its previously authorized, but unissued common stock. The shares were issued for cash of $2,000 (or $.004 per share).


NOTE 3 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At June 30, 2000, the Company has available unused operating loss carryforwards of approximately $1,600, which may be applied against future taxable income and which expire in 2019 through 2020.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent , in part upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $600 and $200 as of June 30, 2000 and December 31, 1999, respectively, with an offsetting valuation allowance at each period end of the same amount resulting in a change in the valuation allowance of approximately $400 for the six months ended June 30, 2000.

                  MELAQ ACQUISITION CORPORATION
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS



NOTE 4 - RELATED PARTY TRANSACTIONS

  Management Compensation - As of June 30, 2000, the Company has not paid any compensation to any officer or director of the Company.

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


NOTE 6 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share for the periods presented:


                                                             From Inception
                                 For the Three For the Six   on December 23,
                                  Months Ended Months Ended  1999 Through
                                    June 30,     June 30,       June 30,
                                      2000         2000          2000
                                 _____________________________________
    Loss from continuing operations
    available to common shareholders
    (numerator)                    $  (150)    $ (1,035)    $    (1,601)
                                 _____________________________________

    Weighted average number of
    common shares outstanding used
    in loss per share for the period
    (denominator)                    500,000     500,000         500,000
                                 _____________________________________

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION OR PLAN OF OPERATION


Three Month periods Ended June 30, 2000

The Company had no revenue from continuing operations for the three months ended June 30, 2000.

General and administrative expenses for the three months ended June 30, 2000, consisted of general corporate administration, legal and professional expenses, and accounting and auditing costs. These expenses were $150 for the three months ended June 30, 2000.

As a result of the foregoing factors, the Company realized a net loss of $150 for the three months ended June 30, 2000.

Period of Inception on December 23, 1999 to the Six Months Ended
June 30, 2000

The Company had no revenue from continuing operations for the period from inception to the six months ended June 30, 2000.

General and administrative expenses for the six month period ended June 2000 and for the period from inception to June 30, 1999 consisted of general corporate administration, legal and professional expenses, and accounting costs. These expenses were $1,035 for the six months ended June 30, 2000 and $1,061for the period from inception to June 30, 1999. The net decrease in general and administrative expenses is attributed to a decrease of $566 in accounts payable.

As a result of the foregoing factors, the Company realized a net loss of $1,035 for the six months ended June 30, 2000 compared to a net loss of $1,061 for the period from inception to June 30, 1999.

Liquidity and Capital Resources

At June 30, 2000, the Company had working capital of approximately $399.

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

                         PART II.  OTHER INFORMATION

Exhibits and Reports on Form 8-K.

Reports on Form 8-K: No reports on Form 8-K were filed by the Company during the quarter ended June 30, 2000.

Exhibits: Included only with the electronic filing of this report is the Financial Data Schedule for the Six Month Period Ended
June 30, 2000 (Exhibit ref. No. 27).

                         SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              MELAQ ACQUISITION CORPORATION


Date: August 8, 2000          By: /s/ Cletha A. Walstrand
                              President, Secretary and Treasurer