Form 10QSB
period 2000-09-30
MELAQ ACQUISITION CORP
filed 2000-11-09
CIK 1103375

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

      [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2000

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

State  the number of shares outstanding of each of the  issuer's
classes  of  common equity, as of September 30,  2000:   500,000
shares of common stock..

Transitional Small Business Format:  Yes [   ]  No [ X ]

                           FORM 10-QSB
                  MELAQ ACQUISITION CORPORATION

                              INDEX
                                                       Page
PART I.   Financial Information

          Unaudited  Condensed  Balance  Sheets   -       3
          September 30, 2000 and December 31, 1999

          Unaudited    Condensed   Statements    of       4
          Operations for the Three and Nine  Months
          Ended  September  30, 2000  and  for  the
          Period  From  Inception on  December  23,
          1999 through September 30, 2000

          Unaudited  Condensed Statements  of  Cash       5
          Flows for the Three and Nine Months Ended
          September  30,  2000 and for  the  Period
          From   Inception  on  December  23,  1999
          through September 30, 2000

          Notes     to    Consolidated    Financial       6
          Statements

          Management's Plan of Operation                  9

PART II.  Other Information                              10

          Signatures                                     10

                 PART I.  FINANCIAL INFORMATION

                  MELAQ ACQUISITION CORPORATION
                  [A Development Stage Company]

                    CONDENSED BALANCE SHEETS

                           [Unaudited]

                             ASSETS

                                        September 30, December 31,
                                             2000         1999
                                         ___________  ___________
CURRENT ASSETS:
  Cash in bank                             $    399    $    2,000
                                         ___________  ___________
        Total Current Assets                    399         2,000
                                         ___________  ___________
                                           $    399    $    2,000
                                        ____________ ____________


              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                         $    150    $      566
                                         ___________  ___________
        Total Current Liabilities               150           566
                                         ___________  ___________

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value,
   10,000,000 shares authorized,
   no shares issued and outstanding               -             -
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   500,000 shares issued and
   outstanding                                  500           500
  Capital in excess of par value              1,500         1,500
  Deficit accumulated during the
    development stage                        (1,751)         (566)
                                         ___________  ___________
        Total Stockholders' Equity              249         1,434
                                         ___________  ___________
                                           $    399    $    2,000
                                        ____________ ____________


The balance sheet at December 31, 1999 was taken from the audited financial statements at that date and condensed.
 The accompanying notes are an integral part of these unaudited condensed financial statements.

                  MELAQ ACQUISITION CORPORATION
                  [A Development Stage Company]

               CONDENSED STATEMENTS OF OPERATIONS
                           [Unaudited]

                                                          From Inception
                            For the Three   For the Nine  on December 23,
                            Months Ended    Months Ended   1999 Through
                            September 30,   September 30,  September 30,
                                 2000            2000          2000
                                _________________________________________
REVENUE                        $        -     $        -    $          -

EXPENSES:
  General and Administrative          150          1,185           1,751
                                _________________________________________
LOSS BEFORE INCOME TAXES             (150)        (1,185)         (1,751)

CURRENT TAX EXPENSE                     -              -               -

DEFERRED TAX EXPENSE                    -              -               -
                                _________________________________________

NET LOSS                        $    (150)    $   (1,185)    $    (1,751)
                                _________________________________________

LOSS PER COMMON SHARE           $    (.00)    $     (.00)    $      (.00)
                                _________________________________________


 The accompanying notes are an integral part of these unaudited condensed financial statements.

                  MELAQ ACQUISITION CORPORATION
                  [A Development Stage Company]

               CONDENSED STATEMENTS OF CASH FLOWS

                           [Unaudited]

                                                                 From Inception
                                    For the Three  For the Nine  on December 23,
                                     Months Ended   Months Ended   1999 Through
                                     September 30,  September 30,  September 30,
                                          2000         2000            2000
                                         _____________________________________
Cash Flows From Operating Activities:
 Net loss                                   $   (150)  $  (1,185)   $   (1,751)
 Adjustments to reconcile net loss to
   net cash used by operating activities:
  Changes is assets and liabilities:
    Increase (decrease) in accounts payable      150        (416)          150
                                         _____________________________________
     Net Cash (Used) by Operating Activities       -      (1,601)       (1,601)
                                         ______________________________________
Cash Flows From Investing Activities               -           -             -
                                         ______________________________________
 Net Cash Provided by Investing Activities         -           -             -
                                         ______________________________________
Cash Flows From Financing Activities:

Proceeds from issuance of common stock             -           -         2,000
                                         ______________________________________
 Net Cash Provided by Financing Activities         -           -         2,000
                                         ______________________________________
Net Increase (Decrease) in Cash                    -      (1,601)          399

Cash at Beginning of Period                      399       2,000             -
                                         ______________________________________
Cash at End of Period                      $     399   $     399  $        399
                                         _______________________________________

Supplemental Disclosures of Cash Flow Information:

 Cash paid during the period for:
   Interest                                $       -  $        -   $         -
   Income taxes                            $       -  $        -   $         -

Supplemental Schedule of Noncash Investing and Financing
Activities:

  For the nine months ended September 30, 2000:
     None

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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2000 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the company's December 31, 1999 audited financial statements. The results of operations for the periods ended September 30, 2000 are not necessarily indicative of the operating results for the full year.

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

NOTE 2 - CAPITAL STOCK

  Preferred Stock - The Company has authorized 10,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at September 30, 2000.

  Common Stock - During December 1999, in connection with its organization, the Company issued 500,000 shares of its previously authorized, but unissued common stock. The shares were issued for cash of $2,000 (or $.004 per share).

NOTE 3 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At September 30, 2000, the Company has available unused operating loss carryforwards of approximately $1,700, which may be applied against future taxable income and which expire in 2019 through 2020.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $600 and $200 as of September 30, 2000 and December 31, 1999, respectively, with an offsetting valuation allowance at each period end of the same amount resulting in a change in the valuation allowance of approximately $400 for the nine months ended September 30, 2000.

NOTE 4 - RELATED PARTY TRANSACTIONS

  Management Compensation - As of September 30, 2000, the Company has not paid any compensation to any officer or director of the Company.

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

NOTE 6 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share for the periods presented:


                                                               From Inception
                                 For the Three  For the Nine   on December 23,
                                  Months Ended  Months Ended    1999 Through
                                 September 30,  September 30,   September 30,
                                      2000          2000            2000
                                        _____________________________________
 Loss from continuing operations
  available to common shareholders
  (numerator)                      $    (150)  $    (1,185)  $      (1,751)
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
                                        _____________________________________

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION OR PLAN OF OPERATION

Three Month periods Ended September 30, 2000

The Company had no revenue from continuing operations for the three months ended September 30, 2000.

General and administrative expenses for the three months ended September 30, 2000, consisted of general corporate administration, legal and professional expenses, and accounting and auditing costs. These expenses were $150 for the three months ended September 30, 2000.

As a result of the foregoing factors, the Company realized a net loss of $150 for the three months ended September 30, 2000.

Period of Inception on December 23, 1999 to the Nine Months Ended
September 30, 2000

The Company had no revenue from continuing operations for the period from inception to the nine months ended September 30, 2000.

General and administrative expenses for the nine month period that ended September 30, 2000 and for the period from inception to September 30, 2000 consisted of general corporate administration, legal and professional expenses, and accounting costs. These expenses were $1,185 for the nine months ended September 30, 2000 and $1,751 for the period from inception to September 30, 2000. The $566 difference is due to organizational costs that were expensed during the period that ended December 31, 1999.

As  a result of the foregoing factors, the Company realized a net loss  of  $1,185  for  the nine months ended September  30,  2000 compared to a net loss of $1,751 for the period from inception to September 30, 2000.

Liquidity and Capital Resources

At September 30, 2000, the Company had working capital of approximately $249.

Management believes that its current cash needs can be met with the cash on hand or from loans from its officers and directors for at least the next twelve months. However, there can be no assurances to that effect, as the Company has no significant revenues and the Company's need for capital may change dramatically if, during that period, it acquires an interest in a business opportunity. Should the Company obtain a business opportunity, it may be necessary to raise additional capital. This may be accomplished by selling common stock of the Company or debt financing.

The Company's current operating plan is to (i) handle the administrative and reporting requirements of a public company, and (ii) search for potential businesses, products, technologies and companies for acquisition. At present, the Company has no understandings, commitments or agreements with respect to the acquisition of any business venture, and there can be no assurance that the Company will identify a business venture suitable for acquisition in the future. Further, there can be no assurance that the Company would be successful in consummating any acquisition on favorable terms or that it will be able to profitably manage any business venture it acquires.

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

PART II.  OTHER INFORMATION

Exhibits and Reports on Form 8-K.

Reports on Form 8-K: No reports on Form 8-K were filed by the Company during the quarter ended September 30, 2000.

Exhibits: Included only with the electronic filing of this report is the Financial Data Schedule for the Nine Month Period Ended
September 30, 2000 (Exhibit ref. No. 27).

                         SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              MELAQ ACQUISITION CORPORATION


Date: November 6, 2000       By:/s/ Cletha A. Walstrand
                                    Cletha A. Walstrand
                                    President, Secretary and Treasurer