Form 10QSB
period 2001-03-31
MELAQ ACQUISITION CORP
filed 2001-05-11
CIK 1103375

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

      [  X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2001

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 2001: 500,000 shares of common stock.

Transitional Small Business Format:  Yes [   ]  No [ X ]

                           FORM 10-QSB
                  MELAQ ACQUISITION CORPORATION

                              INDEX
                                                            Page
PART I.   Financial Information                           	  3

          Unaudited Condensed Balance Sheets, March      	  3
          31, 2001 and December 31, 2000

          Unaudited Condensed Statements of Operations, 	  4
	    for the three-month periods ended March 31, 2001 and 2000 and for the period from inception on December 23, 1999 through March 31, 2001

          Unaudited Condensed Statements of Cash Flows,	  5
	    for the three-month periods ended March 31, 2001 and 2000 and for the period from inception on December 23, 1999 through March 31, 2001

          Notes to Unaudited Condensed Financial Statements	  6

          Management's Discussion and Analysis of Financial   9
	    Condition or Plan of Operation

PART II.  Other Information                                	 10

          Signatures                                      	 10

                             PART I.
                      Financial Information

                  MELAQ ACQUISITION CORPORATION
                  [A Development Stage Company]

               UNAUDITED CONDENSED BALANCE SHEETS

                             ASSETS

                                          March 31,   December 31,
                                             2001         2000
                                         ___________  ___________
CURRENT ASSETS:
  Cash in bank                             $     64    $       64
                                         ___________  ___________
        Total Current Assets                     64            64
                                         ___________  ___________
                                           $     64    $       64
                                         ___________  ___________

              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                         $    800    $      150
  Accounts payable - related party              385           235
                                         ___________  ___________
        Total Current Liabilities             1,185           385
                                         ___________  ___________

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value,
   10,000,000 shares authorized,
   no shares issued and outstanding               -             -
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   500,000 shares issued and
   outstanding                                  500           500
  Capital in excess of par value              1,500         1,500
  Deficit accumulated during the
    development stage                       (3,121)       (2,321)
                                         ___________  ___________
        Total Stockholders' Equity          (1,121)         (321)
                                         ___________  ___________
                                           $     64    $       64
                                         ___________  ___________


 Note: The balance sheet at December 31, 2000 was taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these unaudited condensed financial statements.

                  MELAQ ACQUISITION CORPORATION
                  [A Development Stage Company]


          UNAUDITED CONDENSED STATEMENTS OF OPERATIONS



                              For the Three      From Inception
                               Months Ended     on December 13,
                                March 31,         1999 Through
                     					   March 31,
                              2001       2000         2001

REVENUE                     $      -    $      -    $       -

EXPENSES:
  General and Administrative     800         885        3,121

LOSS BEFORE INCOME TAXES        (800)       (885)      (3,121)

CURRENT TAX EXPENSE                -           -            -

DEFERRED TAX EXPENSE               -           -            -


NET LOSS                   $    (800)   $   (885)    $ (3,121)


LOSS PER COMMON SHARE      $    (.00)  $    (.00)    $   (.01)





The accompanying notes are an integral part of these unaudited condensed financial statements.

                  MELAQ ACQUISITION CORPORATION
                  [A Development Stage Company]

          UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                    		For the Three	From Inception
                                    		 Months Ended	on December 13,
                                     		 March 31,   	 1999 Through
                          				      		  March 31,
                                        		 2001        2000		2001
Cash Flows From Operating Activities:
 Net loss                             		 $   (800)  $   (885)  $  (3,121)
 Adjustments to reconcile net loss to
   net cash used by operating activities:
  Changes is assets and liabilities:
    Increase (decrease) in accounts payable    		650          -         800
    Increase (decrease) in accounts payable -
      related party                  			150       (566)        385

     Net Cash Provided (Used) by Operating
       Activities                     			  -     (1,451)     (1,936)

Cash Flows From Investing Activities   			  -          -           -

     Net Cash Provided by Investing
       Activities                      			  -          -           -

Cash Flows From Financing Activities:

Proceeds from issuance of common stock 			  -          -       2,000

     Net Cash Provided by Financing Activities  	  -          -       2,000

Net Increase in Cash                  			  -     (1,451)         64

Cash at Beginning of Period           			 64      2,000           -

Cash at End of Period          			 $     64   $    549    $     64


Supplemental Disclosures of Cash Flow Information:

 Cash paid during the period for:
   Interest                           		 $ 	 -    $      -     $     -
   Income taxes                			 $     -    $      -     $     -

Supplemental Schedule of Noncash Investing and Financing
Activities:

  For the period ended March 31, 2001:
     None

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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2001 and 2000 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the company's December 31, 2000 audited financial statements. The results of operations for the three month periods ended March 31, 2001 and 2000 are not necessarily indicative of the operating results for the full year.

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

                  MELAQ ACQUISITION CORPORATION
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards (SFAS) No. 136, "Transfers of Assets to a not for profit organization or charitable trust that raises or holds contributions for others", SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - deferral of the effective date of FASB Statement No. 133 (an amendment of FASB Statement No. 133)", SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities - and Amendment of SFAS No. 133", SFAS No. 139, "Recission of SFAS No. 53 and Amendment to SFAS No. 63, 89 and 21", and SFAS No. 140, "Accounting to Transfer and Servicing of Financial Assets and Extinguishment of Liabilities", were recently issued. SFAS No. 136, 137, 138, 139 and 140 have no current applicability to the Company or their effect on the financial statements would not have been significant.

NOTE 2 - CAPITAL STOCK

  Preferred Stock - The Company has authorized 10,000,000 share of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at March 31, 2001.

  Common Stock - The Company has authorized 50,000,000 shares of common stock with a par value of $.001. During December 1999, in connection with its organization, the Company issued 500,000 shares of its previously authorized, but unissued common stock. The shares were issued for cash of $2,000 (or $.004 per share).

NOTE 3 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At March 31, 2001, the Company has available unused operating loss carryforwards of approximately $2,700, which may be applied against future taxable income and which expire in 2020 through 2021.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $1,050 and $750 as of March 31, 2001 and December 31, 2000, respectively, with an offsetting valuation allowance at each period end of the same amount resulting in a change in the valuation allowance of approximately $300 for the three months ended March 31, 2001.

                  MELAQ ACQUISITION CORPORATION
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 4 - RELATED PARTY TRANSACTIONS

  Management Compensation - As of March 31, 2001, the Company has not paid any compensation to any officer or director of the Company.

  Office Space - The Company has not had a need to rent office space. An officer/shareholder of the Company is allowing the Company to use his/her office as a mailing address, as needed, at no expense to the Company.

  Accounts Payable - Related Party - As of March 31, 2000, an officer/shareholder of the Company has paid $150 in expenses on behalf of the Company and the Company owes $235 for legal services to an entity which is related to an officer/shareholder of the Company.

NOTE 5 - GOING CONCERN

  The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has incurred losses since its inception and has not yet been successful in establishing profitable operations. Further, the Company has current liabilities in excess of current assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through additional sales of its common stock. There is no assurance that the Company will be successful in raising this additional capital or achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 6 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share for the periods presented:

                                    	For the Three	From Inception
                                    	 Months Ended	on December 13,
                                     	 March 31,   	 1999 Through
                          						   March 31,
                                  		2001      2000      	2001

    Loss from continuing operations
    available to common shareholders
    (numerator)               	  	$  (800)  $  (885)    $  (3,121)


    Weighted average number of
    common shares outstanding used
    in loss per share for the period
    (denominator)             	      500,000   500,000       500,000


  Dilutive loss per share was not presented, as the Company had no common stock equivalent shares for all periods presented that would affect the computation of diluted loss per share.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION OR PLAN OF OPERATION


Three-Month Periods Ended March 31, 2001 and 2000

The Company had no revenue from continuing operations for the three-month periods ended March 31, 2001 and 2000.

General and administrative expenses for the three-month periods ended March 31, 2001 and 2000 were $800 and $885, respectively. These expenses consisted of general corporate administration, legal and professional expenses, and accounting and auditing costs.

As a result of the foregoing factors, the Company realized a net loss of $800 for the three months ended March 31, 2001, as compared to a net loss of $885 for the three months ended March
31, 2000.

Liquidity and Capital Resources

At March 31, 2001, the Company had $64 in cash, $800 in accounts payable and $385 in accounts payable to a related party, giving the Company a working capital deficit of $1,121, as compared to a working capital deficit of $321 at December 31, 2000. The $385 in accounts payable to a related party consists of $150 in expenses paid by its officer, and $235 for legal services to a law firm owned and controlled by the Company's shareholders. The decrease in working capital is due to incurring general and administrative expenses without conducting any operations.

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

                   PART II.  OTHER INFORMATION

Exhibits and Reports on Form 8-K.

     None

                         SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              MELAQ ACQUISITION CORPORATION


Date:  May 8, 2001            By:    /S/ Cletha A. Walstrand
                                 Cletha A. Walstrand
                                 President, Secretary and Treasurer